Form 10-K
period 1996-10-31
MINNESOTA LOGOS
filed 1997-02-20
CIK 1033344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 31, 1996
                            OR
() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ___________

Commission file number 333-16631

                         MINNESOTA LOGOS, A PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                         Minnesota                   41-1804
          (State or other jurisdiction             (I.R.S. Employer
          of incorporation or organization)       Identification No.)

5551 Corporate Blvd., Baton Rouge, LA                   70808
(Address of principal                                 (Zip Code)
executive offices)

Registrant's telephone number, including area code      (504) 926-1000

Securities Registered Pursuant to Section 12 (b) of the Act:
Guarantee 9 5/8% Senior Subordinated Notes due 2006 of Lamar
Advertising Company

Name of Each Exchange on which Registered
New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No  X
                                              ---     -----
Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form-10K.    [  ]

             DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Portions of the annual report on Form 10-K of Lamar Advertising Company for the fiscal year ended October 31, 1996 and portions of Lamar's proxy statement for its annual meeting of stockholders to be held on March 20, 1997 are incorporated by reference into Item 5 and part III of this report.

                                    PART I

ITEM 1.  BUSINESS

Development of Business

Minnesota Logos, a Partnership (the "Partnership") is 95% owned by Minnesota Logos, Inc., a wholly owned subsidiary of Interstate Logos, Inc., a subsidiary of both Lamar Advertising Company ("Lamar") and The Lamar Corporation ("TLC").

The Partnership was formed to secure the state logo sign franchise in the state of Minnesota, which it was awarded effective August 1, 1995. State Logo sign franchises represent the exclusive contract right to erect and operate logo signs within a state.

Financial Information About Industry Segments

The Partnership operates in one industry segment. Information regarding this segment is below.

Narrative Description of Business

The Partnership's principal service is providing logo sign advertising to business and industry to advertise their products and services. Interstate logo signs are erected pursuant to state-awarded franchises on public rights of way near interstate highway exits that deliver name brand information on available gas, food, lodging and camping services.

There are no patents or similar rights with respect to the products and services offered by the partnership.

        The Partnership's contract with the state of Minnesota provides for termination by the state prior to the end of the term of the franchise according to specific terms of default under the contract. At termination, ownership of the franchise rights and any rights in the logo signs constructed passes to the state of Minnesota and the Partnership shall not be entitled to any compensation from the state of Minnesota. If at the expiration or termination of the contract the sign franchise is awarded to a third party for continuation of the franchise program, the Partnership shall sell its logo signs on terms agreeable to both parties.

The Partnership's franchise is scheduled for renewal December 31, 2005. The Partnership will face competition in bidding for renewal of the contract upon expiration. Because a logo contract is effectively a state awarded franchise, once a logo contract is secured, there is virtually no operating competition during the term of the contract.

The Partnership has approximately 3 employees.

ITEM 2. PROPERTIES

The Company leases it's sales office in Burnsville, Minnesota.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

No public or other market exists or is expected to develop for any equity interest in the Partnership. Exclusive management and control of the business of the Partnership is vested in Lamar. Information relating to the common equity of Lamar is incorporated herein by reference from Part II, Item 5 of Lamar's annual report on Form 10-K for the year ended October 31, 1996.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data of Minnesota Logos, a Partnership, for the period from February 1, 1995 (inception) to October 31, 1995, and the year ended October
31, 1996 is shown below. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Condition and Results of Operations and the fiancial statements and the related notes thereto for the two years ended October 31, 1996 included in Items 7 and 8, respectively.



                                Period
                            From February 1                Year Ended
                           1995, (inception)               October 31,
                          To October 31, 1995                 1996
                          -------------------              -----------

REVENUES
Logo advertising             $ 150,519                    $ 866,960
                             ---------                    ---------
OPERATING EXPENSES
Direct expenses                 28,506                      234,898
General and administrative
  expenses                      69,688                      210,289
Depreciation and
  amortization                  48,064                      171,632
                             ---------                    ---------
                               146,258                      616,819
                             ---------                    ---------
Operating income                 4,261                      250,141
                             ---------                    ---------
Other expense:
Loss on disposition
  of assets                      -                          (81,857)
                             ---------                    ---------
                                 -                          (81,857)
                             ---------                    ---------
Net income                       4,261                      168,284
                             ---------                    ---------

Cash                             2,500                        2,500
Total assets                 1,349,428                    1,939,435
Partners capital                 4,361                      172,645

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's net cash provided by operating activities is $165,665 for the twelve months ended October 31, 1996, which consists of the Company's net income of $168,284, non-cash items of $253,489, an increase in accounts receivable of $50,707 and net decrease in liablilities of $205,401. Net cash used in investing activities is $792,789, which consists of captial expenditures of $787,789 and the purchase of intangible assets of $5,000. Cash flows provided from financing activities were $627,124 entirely from advances from affiliates. As a result of the above factors, there is no change in cash between October 31, 1995 and October 31, 1996.

RESULTS OF OPERATIONS

The Partnership was awarded the state logo franchise effective August 1995; therefore, the results of operations set forth in the accompanying financial statements reflect approximately two months of operation for the period ended October 31, 1995 as compared to twelve months of operations during the year ended October 31, 1996. Accordingly, results of operations do not reflect comparative periods.

FISCAL YEAR ENDED OCTOBER 31, 1996 AS COMPARED TO THE PERIOD FROM FEBRUARY 1, 1995 (INCEPTION) TO OCTOBER 31, 1995

Revenues for the twelve months ended October 31, 1996 increased $716,441 to $886,960 from $150,519 for the period ended 1995. This increase was due to the continued development of the program.

Operating expenses exclusive of depreciation and amortization for the twelve months ended October 31, 1996 increased $346,993 to $445,187 from $98,194 for the period ended 1995.

Depreciation and amortization expense for the twelve months ended October 31, 1996 increased $123,568 as compared to the period ended 1995. This increase was generated by the build-out of the program and the additional months of depreciation and amortization in the 1996 period.

Due to the above factors operating income for the twelve months ended October 31, 1996 increased $245,880 to $250,141 from $4,261 for the period ended 1995.

As a result of the foregoing factors net earnings for the twelve months October 31, 1996 increased $164,023 to $168,284 from $4,261 for the period ended 1995.



ITEM 8.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Independent Auditors' Report .............................................   F-1

Balance Sheets ...........................................................   F-2

Statements of Operations .................................................   F-3

Statements of Partners Capital ...........................................   F-4

Statements of Cash Flows .................................................   F-5

Notes to Financial Statements ............................................   F-6

                          Independent Auditors' Report


The Partners
Minnesota Logos, a Partnership:


We have audited the accompanying balance sheets of Minnesota Logos, a Partnership, as of October 31, 1995 and 1996, and the related statements of operations, partners' capital, and cash flows for the period from February 1, 1995 (inception) to October 31, 1995 and for the year ended October 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minnesota Logos, a Partnership, as of October 31, 1995 and 1996, and the results of its operations and its cash flows for the period from February 1, 1995 (inception) to October 31, 1995 and for the year ended October 31, 1996 in conformity with generally accepted accounting principles.



                                        /s/ KPMG Peat Marwick LLP


                                        KPMG Peat Marwick LLP

New Orleans, Louisiana
February 7, 1997

                         MINNESOTA LOGOS, A PARTNERSHIP

                                 Balance Sheets

                           October 31, 1995 and 1996


              Assets                                        1995                   1996
              ------                                        ----                   ----
Current assets:
    Cash                                                 $     2,500                  2,500
    Accounts receivable                                          -                   50,707
                                                         -----------            -----------

                Total current assets                           2,500                 53,207
                                                         -----------            -----------

Plant and equipment (note 2)                               1,260,365              1,959,015
    Less accumulated depreciation                            (34,601)              (171,026)
                                                         -----------            -----------

                                                           1,225,764              1,787,989
                                                         -----------            -----------

Other assets, net of accumulated
       amortization of $13,463 and $41,388
       in 1995 and 1996, respectively                        121,164                 98,239
                                                         -----------            -----------

                                                         $ 1,349,428              1,939,435
                                                         ===========            ===========

    Liabilities and Partners' Capital
    ---------------------------------

Current liabilities:
    Trade accounts payable                                   279,940                  2,327
    Accrued expenses                                          13,000                  5,121
    Deferred income                                          184,407                264,498
    Advances from affiliates                                 867,720              1,494,844
                                                         -----------            -----------

                Total current liabilities                  1,345,067              1,766,790
                                                         -----------            -----------

Partners' capital                                              4,361                172,645
                                                         -----------            -----------

                Total liabilities and
                  partners' capital                      $ 1,349,428              1,939,435
                                                         ===========            ===========


See accompanying notes to financial statements.

                         MINNESOTA LOGOS, A PARTNERSHIP

                            Statements of Operations

      For the period from February 1, 1995 (inception) to October 31, 1995 and the year ended October 31, 1996


                                                          1995         1996
                                                          ----         ----
Logo revenue                                           $ 150,519       866,960
                                                       ---------     ---------

Operating expenses:
    Direct expenses                                       28,506       234,898
    General and administrative expenses                   69,688       210,289
    Depreciation                                          34,601       143,707
    Amortization                                          13,463        27,925
                                                       ---------     ---------
                                                         146,258       616,819
                                                       ---------     ---------
                Operating income                           4,261       250,141

Other expense - loss on disposition of assets                 -         81,857
                                                       ---------     ---------
Net income                                                 4,261       168,284
                                                       =========     =========



See accompanying notes to financial statements.

                         MINNESOTA LOGOS, A PARTNERSHIP

                        Statements of Partners' Capital

      For the period from February 1, 1995 (inception)to October 31, 1995 and the year ended October 31, 1996


                                                     Contributed  Accumulated
                                                       capital      earnings     Total
                                                       -------      --------     -----
Balance, February 1, 1995                            $  -              -             -

Capital contribution                                   100             -            100

Net income                                              -           4,261         4,261
                                                     -----       --------      --------

Balance, October 31, 1995                              100          4,261         4,361

Net income                                              -         168,284       168,284
                                                     -----       --------      --------

Balance, October 31, 1996                            $ 100        172,545       172,645
                                                     =====       ========      ========




See accompanying notes to financial statements.

                         MINNESOTA LOGOS, A PARTNERSHIP

                            Statements of Cash Flows

      For the period from February 1, 1995 (inception) to October 31, 1995 and the year ended October 31, 1996


                                                          1995                  1996
                                                          ----                  ----
Cash flows from operating activities:
    Net income                                       $    4,261                 168,284
    Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                 48,064                 171,632
           Loss on disposition of assets                    -                    81,857
           Changes in assets and liabilities:
                 Decrease (increase) in assets
                 Accounts receivable                      -                     (50,707)
                 Increase (decrease)in liabilities:
                  Accounts payable                      279,940                (277,613)
                  Accrued expenses                       13,000                  (7,879)
                  Deferred income                       184,407                  80,091
                                                     ----------              ----------

                Net cash provided by operating
                  activities                            529,672                 165,665

Cash flows from investing activities:
    Capital expenditures                             (1,260,365)               (787,789)
    Purchase of intangible assets                      (134,627)                 (5,000)
                                                     -----------             ----------

            Net cash used in investing activities    (1,394,992)               (792,789)

Cash flows from financing activities:
    Capital contributions                                   100                     -
    Advances from affiliates                            867,720                 627,124
                                                     ----------              ----------

            Net cash provided by financing activities   867,820                 627,124

            Net increase (decrease) in cash               2,500                    -

Cash, beginning of year                                       -                   2,500
                                                     ----------              ----------

Cash, end of year                                    $    2,500                   2,500
                                                     ==========              ==========





See accompanying notes to financial statements.

                         MINNESOTA LOGOS, A PARTNERSHIP

                         Notes to Financial Statements

                           October 31, 1995 and 1996


 (1)   Significant Accounting Policies

       (a)    Organization

              Minnesota Logos, a Partnership (the Partnership) is 95% owned by Minnesota Logos, Inc., whose ultimate parent is Lamar Advertising Company. Global Contracting, L.L.P. owns the remaining 5% of the Partnership.


              The Partnership was awarded the Minnesota state logo sign franchise effective August 1, 1995. Their principal business activity is to provide interstate logo advertising in the state of Minnesota.

       (b)    Plant and Equipment

              Plant and equipment are stated at cost and are depreciated primarily using the accelerated method over the estimated useful lives of the assets.

              Maintenance and repairs are charged against operations when incurred. Additions and betterments are capitalized.

       (c)    Other Assets

              Other assets consist primarily of organizational costs and costs associated with the acquisition of new logo contracts, which are being amortized over five years using the straight-line method.

       (d)    Revenue Recognition

              Revenue is recognized in income as services are provided over the term of the contract. Deferred revenue consists of logo revenue received in advance.

       (e)    Income Taxes

              No provision is made in the financial statements for income taxes as the results of operations are allocated directly to the partners.

       (f)    Partners Capital

              The Company is a general partnership formed under the laws of the Minnesota Partnership Act. The Partnership Agreement specifies that each partner shall vote in accordance with their interest in the

                                                                     (Continued)

                         MINNESOTA LOGOS, A PARTNERSHIP

                         Notes to Financial Statements


              profits and losses of the Partnership and that profits and losses shall be allocated at year end with 95% being allocated to Minnesota Logos, Inc. and 5% to Global Contracting, LLP. The life of the Partnership is indefinite.

       (g)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the reported amounts of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and the results of future periods could differ from those estimates.

 (2)   Plant and Equipment

       Major categories of plant and equipment at October 31, 1995 and 1996 are as follows:

                                                          1995          1996
                                                          ----          ----
              Logo sign structures                     $   967,175     1,891,280
              Other equipment                               13,443        13,443
              Construction in progress                     279,747        54,292
                                                       -----------   -----------

                                                       $ 1,260,365     1,959,015
                                                       ===========   ===========

 (3)   Commitments and Other Contingencies

       The Company is a guarantor, jointly and severally with other affiliated companies, of the payment of approximately $255,000,000 in senior secured notes issued by its parent company, Lamar Advertising Company.

       The Company's employees are covered by the parent company's self-insured group health program. Coverage is available to all employees who work in excess of 30 hours per week. The Company and/or parent is obligated to pay all claims on these policies which are in excess of premiums up to policy limits of $150,000 per employee, per claim, per year, at which point reinsurance pays any additional charges. The Company is also self-insured with respect to its income disability benefits and against casualty losses on logo sign structures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Exclusive management and control of the business of the Partnership is vested in Lamar. Accordingly, the information contained in Items 10 through 13 hereof pertains to Lamar.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from Part II, Item 1A of Lamar's Annual Report on Form 10-K for the year ended October 31, 1996 and from the discussion responsive thereto under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in Lamar's proxy statement relating to its 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in Lamar's proxy statement relating to its 1997 Annual Meeting of Stockholders: "Election of Directors - Director Compensation, " "Executive Compensation" and "Compensation Committee Interlocks and

Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in Lamar's proxy statement relating to its 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in Lamar's proxy statement relating to its 1997 Annual Meeting of Stockholders.

                                   PART 4.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statement

          The financial statements are listed under Part II, Item 8 of this report.

     (2)  Financial Statements Schedules

          All financial statement schedules have been omitted as the required information is inapplicable.

     (3)  Exhibits

          All exhibits are listed below under Part IV, Item 14(c) of this report.

(b)  REPORTS ON 8-K

          None

(c)  EXHIBITS

3.1       Minnesota Logos, A Partnership, Partnership Agreement
10.1 Logo Sign Franchise Contract between Minnesota Logos, a Partnership and the State of Minnesota
27.1      Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MINNESOTA LOGOS, A PARTNERSHIP,
                                (Registrant), BY THE MINNESOTA LOGOS,
                                ITS GENREAL PARTNER

                                /s/ T. EVERETT STEWART, JR.
----------------                -------------------------------------
Date                            T. Everett Stewart, Jr.
                                President and Chief Executive Officer

                                /s/ KEITH A. ISTRE
----------------                --------------------------------------
Date                            Keith A. Istre
                                Treasurer, Chief Financial and
                                Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
   3.1        -  Minnesota Logos, A Partnership, Partnership Agreement

  10.1        -  Logo Sign Franchise Contract between Minnesota Logos, A
                 Partnership and the State of Minnesota

  27          -  Financial Data Schedule
