Form 10-Q
period 1996-12-31
MINNESOTA LOGOS
filed 1997-02-21
CIK 1033344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[   ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended______________

or

[ X ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from November 1, 1996 to December 31, 1996

Commission file number 333-16631-01

                         MINNESOTA LOGOS, A PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            Minnesota                                41-1804634
  (State or other jurisdiction                     (I.R.S. Employer
       of incorporation)                         Identification No.)

      5551 Corporate Blvd.,
        Baton Rouge, LA                                 70808
    (Address of principal                            (Zip Code)
      executive officers)

Registrant's telephone number, including area code (504) 926-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No  X
                                              ---     ---

                                    CONTENTS

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets October 31, 1996 and
         December 31, 1996 (unaudited)                        1

         Condensed Statement of Operations Two Months
         Ended December 31, 1996 (unaudited)                  2

         Condensed Statement of Cash Flow two months ended
         December 31, 1996 (unaudited)                        3

         Notes to Condensed Financial Statements              4

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        5


PART II - OTHER INFORMATION
---------------------------


ITEM 6.  Exhibits and Reports on Form 8-K

         Signatures                                           6

PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS



                         MINNESOTA LOGOS, A PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                     OCTOBER 31, 1996 AND DECEMBER 31, 1996


                                      October 31,        December 31,
                                         1996               1996
                                         ----               ----
                                                         (Unaudited)
ASSETS
------

Current assets:
Cash                                 $    2,500              2,500
Accounts receivable                      50,707            123,375
                                     ----------         ----------

  Total current assets                   53,207            125,875
                                     ----------         ----------

Plant and equipment                   1,959,015          1,934,146
  Less accumulated depreciation      (  171,026)        (  191,217)
                                     ----------         ----------

                                      1,787,989          1,742,929
                                     ----------         ----------
Other assets net of
  accumulated amortization of
  $41,388 in October 1996 and
  $45,875 in December 1996               98,239             93,752
                                     ----------         ----------
                                     $1,939,435          1,962,556
                                     ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Current liabilities:
 Trade accounts payable                   2,327             35,715
 Accrued expenses                         5,121              6,860
 Deferred income                        264,498            298,182
 Advances from affiliates             1,494,844          1,380,792
                                     ----------         ----------

  Total current liabilities           1,766,790          1,721,549
                                     ----------         ----------

Partners' capital                       172,645            241,007
                                     ----------         ----------

Total liabilities and
 partners' capital                   $1,939,435          1,962,556
                                     ==========         ==========

See accompanying notes to condensed financial statements.

                         MINNESOTA LOGOS, A PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                         Two Months Ending December 31,
                                         ------------------------------
                                            1995                 1996
                                            ----                 ----
Logo revenue                             $ 138,306           $  149,447

Operating expenses:
 Direct expenses                         $  57,492           $   11,881
 General and administrative expenses        43,381               36,740
 Depreciation                               15,852               31,275
 Amortization                                1,770                4,487
                                         ---------           ----------

                                           118,495               84,383
                                         ---------           ----------

    Operating income                        19,811               65,064

Gain on disposition of assets                 -                   3,298
                                         ---------           ----------

    Net income                              19,811               68,362
                                         =========           ==========


           See accompanying notes to condensed financial statements.

                         MINNESOTA LOGOS, A PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                           Two Months Ended December 31,
                                           -----------------------------
                                                1995           1996
                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                   $ 19,811        68,362
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization              17,622        35,762
    Gain on disposition of assets                -         (  3,298)
    Changes in assets and liabilities:
      Decrease (increase) in assets
        Accounts receivable                  ( 87,374)     ( 72,668)
        Prepaid expenses                     (  5,374)         -
      Increase (decrease) in liabilities
        Accounts payable                     (244,228)       33,388
        Accrued expenses                          291         1,739
        Deferred income                        59,621        33,684
                                             --------      --------

      Net cash provided by (used in)
        operating activities                 (239,631)       96,969

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
    Capital expenditures                     (377,124)     ( 39,049)
    Proceeds from sale of assets                 -           56,132
                                             --------      --------

      Net cash provided by (used in)
        investing activities                 (377,124)       17,083

CASH FLOWS PROVIDED BY (USED IN)
--------------------------------
  FINANCING ACTIVITIES
  --------------------
    Advances from affiliates                  616,755      (114,052)
                                             --------      --------
    Net cash provided by (used in)
      financing activities                    616,755      (114,052)
                                             --------      --------

Net increase in cash                             -             -

Cash, beginning of period                       2,500         2,500
                                             --------      --------

Cash, end of period                             2,500         2,500
                                             ========      ========


See accompanying notes to condensed financial statements.

                         MINNESOTA LOGOS, A PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS





1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements, of Minnesota Logos, a Partnership ("The Partnership") and the notes thereto included in the Partnership's annual report on form 10-K.

Organization
------------
The Partnership is 95% owned by Minnesota Logos, Inc., whose ultimate parent is Lamar Advertising Company. Global Contracting, L.L.P. owns the remaining 5% of the Partnership.

The Partnership was awarded the Minnesota state logo sign franchise effective August 1995. It's principal service is to provide interstate logo advertising in the state of Minnesota.

Change of Fiscal Year End
-------------------------
On December 17, 1996, the General Partner of the Partnership determined to change the Partnership's fiscal year such that the Partnership's fiscal year shall end on December 31 of each year. The Partnership's last fiscal year ended on October 31, 1996. The two-month period from November 1, 1996 to December 31, 1996 is being treated as a transition period that will not be a part of fiscal year 1996 or fiscal year 1997.

Affiliates
----------
The Partnership is affiliated through common ownership, directorate control and common management with Lamar Advertising Company, The Lamar Corporation and their subsidiaries.

Commitments and other Contingencies
-----------------------------------
The Partnership is a guarantor, jointly and severally with other affiliated companies, of the payment of approximately $255,000,000 in senior subordinated notes issued by its parent, Lamar Advertising Company.

The Partnerships' employees are covered by Lamar Advertising Company's self-insured group health program. Coverage is available to all employees who work in excess of 30 hours per week. The Partnership and/or parent is obligated to pay all claims on these policies which are in excess of premiums up to policy limits of $150,000 per employee, per claim, per year, at which point reinsurance pays any additional charges. The Partnership is also self-insured with respect to its income disability benefits and against casualty losses on logo sign structures.

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's net cash provided by operating activities is $96,969 for the two months ended December 31, 1996, which consists of the Partnership's net income of $68,362, non-cash items of $32,464, an increase in accounts receivable of $72,668 and net increase in liabilities of $68,811. Net cash provided by investing activities is $17,083, which consists of capital expenditures of $39,049 and proceeds from the sale of assets of $56,132. Cash flows used in financing activities were $114,052 entirely from advances from affiliates. As a result of the above factors, there is no change in cash October 31, 1996 and December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Two months Ended December 31, 1995 as compared to two months ended December 31,
--------------------------------------------------------------------------------
1996
----

Revenues for the two months ended December 31, 1996 increased $11,141 to
$149,447 from $138,306 for the same period in 1995.    This increase was due to
the continued development of the program.

Operating expenses exclusive of depreciation and amortization for the two months ended December 31, 1996 decreased $52,252 to $48,621 from $100,863 for the same period in 1995.

Depreciation and amortization expense for the two months ended December 31, 1996 increased $18,140 as compared to the same period in 1995. This increase was generated by the build-out of the program.

Due to the above factors operating income for the two months ended December 31, 1996 increased $45,253 to $65,064 from $19,811 for the same period in 1995.

As a result of the foregoing factors net earnings for the two months December 31, 1996 increased $48,551 to $68,362 from $19,811 for the same period in 1995.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibits 27.1   Financial Data Schedule.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MINNESOTA LOGOS, A PARTNERSHIP,
                                          (Registrant), BY MINNESOTA LOGOS,
                                          ITS GENERAL PARTNER





February 21, 1997                         /s/ KEITH A. ISTRE
---------------------------               ---------------------------------
Date                                      Keith A. Istre
                                          Chief Financial and Accounting
                                          Officer and Director

                               INDEX TO EXHIBITS

Ex. No.               Description
-------               -----------
27              Financial Data Schedule