Form 10-Q
period 1997-03-31
MINNESOTA LOGOS
filed 1997-05-12
CIK 1033344

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended 3/31/97

or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934


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

                  Yes    X            No


















                             CONTENTS


                                                                  Page


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of October 31,
         1996 and December 31, 1996 (unaudited)
          and March 31, 1997 (unaudited)                             1

         Condensed Statement of Operations
         Three Months Ended March 31,1996 (unaudited),
         and March 31, 1997 (unaudited)                              2

        Condensed Statement of Cash Flow for Three
         Months Ended March 31, 1996 (unaudited) and                 3
         March 31, 1997 (unaudited)

         Notes to Condensed Financial Statements                     4


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               5


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         Signatures                                                  6
















PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                    MINNESOTA LOGOS, A PARTNERSHIP
                       CONDENSED BALANCE SHEETS
        OCTOBER 31, 1996, DECEMBER 31,1996, AND MARCH 31, 1997

                                     October 31,     December 31,     March 31,
                                         1996            1996           1997
                                                      (unaudited)    (unaudited)

ASSETS

Current assets :
Cash                               $    2,500           2,500          2,500
Accounts receivable                    50,707         123,375         81,462
Other current assets                     -                -            5,042
 Total current assets                  53,207         125,875         89,004

Plant and equipment                 1,959,015       1,934,146      2,027,222
  Less accumulated depreciation    (  171,026)     (  191,217)    (  248,126)

                                    1,787,989       1,742,929      1,779,096
Other assets net of
  accumulated amortization of
  $41,388 in October 1996,
  $45,875 in December 1996,
  $52,856 in March 1997               98,239          93,752        86,770
                                   $1,939,435       1,962,556     1,954,870

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Trade accounts payable                2,327          35,715        31,475
  Accrued expenses                      5,121           6,860         1,020
  Deferred income                     264,498         298,182       262,622
  Advances from affiliates          1,494,844       1,380,792     1,359,996

   Total current liabilities        1,766,790       1,721,549     1,655,113


Partners' capital                     172,645         241,007       299,757

Total liabilities and
 partners' capital                 $1,939,435       1,962,556     1,954,870

See accompanying notes to condensed financial statements.


                  MINNESOTA  LOGOS,  A  PARTNERSHIP

                  CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)








                                       Three Months Ending March 31,
                                            1996          1997
Logo revenue                          $   203,750        245,171

Operating expenses :
 Direct expenses                           87,164         72,587
 General and administrative expenses       64,575         49,944
 Depreciation                              29,694         56,909
 Amortization                               6,981          6,981
                                          188,414        186,421


     Operating income                     15,336         58,750

Loss on disposition of assets              69,513           -

     Net income\(loss)                  ( 54,177)        58,750





See accompanying notes to condensed financial statements.

                    MINNESOTA LOGOS, A PARTNERSHIP

                  CONDENSED STATEMENTS OF CASH FLOW
                             (Unaudited)

                                              Three Months Ended March 31,
                                                    1996          1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                      ( 54,177)       58,750
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                 36,675        63,890
    Loss on disposition of assets                 69,513           -
   Changes in operating assets and liabilities:
      Decrease (increase) in assets
        Accounts receivable                       57,203        41,913
        Prepaid expenses                           4,933      (  5,042)
      Increase (decrease)in liabilities
        Accounts payable                            -         (  4,240)
        Accrued expenses                           1,408      (  5,840)
        Deferred income                         ( 36,985)     ( 35,560)

      Net cash provided by operating
        activities                                78,570       113,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                            ( 85,113)     ( 93,075)

   Net cash used in investing
        activities                              ( 85,113)     ( 93,075)

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
    Advances from affiliates                       6,543      ( 20,796)
    Net cash provided by (used in)
      Financing activities                         6,543      ( 20,796)

Net increase in cash                                 -            -

Cash, beginning of period                          2,500         2,500

Cash, end of period                                2,500         2,500


See accompanying notes to condensed financial statements.






                    MINNESOTA LOGOS, A PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES
The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the financial statements, of Minnesota Logos, a Partnership ("The Partnership") and the notes thereto included in the Partnership's annual report on form 10-K.

Organization
The Partnership is 95% owned by Minnesota Logos, Inc., whose ultimate parent is Lamar Advertising Company. Global Contracting, L.L.P. owns the remaining 5% of the Partnership.

The Partnership was awarded the Minnesota state logo sign franchise effective August 1995. Its principal service is to provide interstate logo advertising in the state of Minnesota.

Change of Fiscal Year End
On December 17, 1996, the General Partner of the Partnership determined to change the Partnership's fiscal year such that the Partnership's fiscal year shall end on December 31 of each year. The Partnership's last fiscal year ended on October 31,1996. The two-month period from November 1, 1996 to December 31, 1996 is being treated as a transition period that will not be a part of fiscal year 1996 or fiscal year 1997.

Affiliates
The Partnership is affiliated through common ownership, directorate control and common management with Lamar Advertising Company, The Lamar Corporation and their subsidiaries.

Commitments and other Contingencies
The Partnership is a guarantor, jointly and severally with other affiliated companies, of the payment of approximately $255,000,000 in senior subordinated notes issued by its parent, Lamar Advertising Company.

The Partnership's employees are covered by Lamar Advertising Company's self-insured group health program. Coverage is available to all employees who work in excess of 30 hours per week. The Partnership and/or parent is obligated to pay all claims on these policies which are in excess of premiums up to policy limits of $150,000 per employee, per claim, per year, at which point reinsurance pays any additional charges. The Partnership is also self-insured with respect to its income disability benefits and against casualty losses on logo sign structures.

ITEM 2.        Managements Discussion and Analysis of
            Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's net cash provided by operating activities is $113,871 for the three months ended March 31,1997 which consists of the Partnership's net income of $58,750, non-cash items of $63,890, a net increase in assets of $36,871 and net decrease in liabilities of $45,640. Net cash used in investing activities is $93,075. Cash flows used in financing activities were $20,796 entirely from advances from affiliates. As a result of the above factors, there is no change in cash for the three months ended March 31, 1997.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 as compared to three months ended March 31,
1997

Revenues for the three months ended March 31, 1997 increased $41,421 to $245,171 from $203,750 for the same period in 1996. This increase was due to the continued development of the program.

Operating expenses exclusive of depreciation and amortization for the three months ended March 31, 1997 decreased $29,208 to $122,531 from $151,739 for the same period in 1996.

Depreciation and amortization expense for the three months ended March 31, 1997 increased $27,215 as compared to the same period in 1996.

Due to the above factors operating income for the three months ended March 31, 1997 increased $43,414 to $58,750 from $15,336 for the same period in 1996.

As a result of the foregoing factors net earnings for the three months March 31, 1997 increased $112,927 to $58,750 from a net loss of $54,177 for the same period in 1996.

















PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits :

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

                   MINNESOTA LOGOS, A PARTNERSHIP,
                   (Registrant), BY MINNESOTA LOGOS,
                         ITS GENERAL PARTNER




May 9, 1997            /S/ Keith A. Istre
Date                   Keith A. Istre
                       Chief Financial and Accounting
                       Officer and Director