Form 10-Q
period 1997-06-30
MINNESOTA LOGOS
filed 1997-08-14
CIK 1033344

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

 [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the period ended  June 30, 1997

 or

 [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

 For the transition period from                   to

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














                           CONTENTS


                                                              Page

 PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

          Condensed Balance Sheets as of October 31, 1996
          and December 31, 1996 and June 30,
          1997                                                 1

          Condensed Statement of Operations for the Three
          Months Ended June 30, 1996, and June 30, 1997
          and the Six Months Ended June 30,1996
          and June 30, 1997                                    2

          Condensed Statement of Cash Flows for the Six
          Months Ended June 30, 1996 and June 30, 1997         3

          Notes to Condensed Financial Statements              4

 ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      5 - 6

 ITEM 3.  Quantitative and Qualitative Disclosures
          About Market Risks                                   6



 PART II - OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K

          Signatures                                           7



















 PART I  - FINANCIAL INFORMATION
 ITEM 1. - FINANCIAL STATEMENTS


                 MINNESOTA LOGOS, A PARTNERSHIP
                    CONDENSED BALANCE SHEETS
                          (Unaudited)
     OCTOBER 31, 1996, DECEMBER 31, 1996, and June 30, 1997


                                  October 31,     December 31,      June 30,
                                     1996             1996           1997


 ASSETS

 Current assets:
 Cash                            $  2,500         $  2,500        $  2,500
 Accounts receivable               50,707          123,375          79,663
 Other current assets                  -                -            3,210
   Total current assets            53,207          125,875          85,373

 Plant and equipment            1,959,015        1,934,146       2,097,010
   Less accumulated
   depreciation                (  171,026)      (  191,217)     (  293,043)

                                1,787,989        1,742,929       1,803,967
 Other assets net of
   accumulated amortization of
   $41,388 in October 1996,
   $45,875 in December 1996,
   and $59,837 in June 1997        98,239           93,752          79,790
                               $1,939,435       $1,962,556      $1,969,130


 LIABILITIES AND PARTNERS' CAPITAL

 Current liabilities:
  Trade accounts payable            2,327           35,715          19,074
  Accrued expenses                  5,121            6,860           2,274
  Deferred income                 264,498          298,182         222,384
  Advances from affiliates      1,494,844        1,380,792       1,309,963

   Total current liabilities    1,766,790        1,721,549       1,553,695

 Partners' capital                172,645          241,007         415,435

 Total liabilities and
  partners' capital            $1,939,435       $1,962,556      $1,969,130


 See accompanying notes to condensed financial statements.

                 MINNESOTA LOGOS, A PARTNERSHIP

               CONDENSED STATEMENTS OF OPERATIONS
                          (Unaudited)














                            Three Months Ended          Six Months Ended
                       June 30,1996  June 30,1997  June 30,1996 June 30,1997

 Logo sign revenue        $ 221,251     $ 268,830    $ 425,001      $ 514,001

 Operating expenses:
  Direct expenses           49,909        49,802      137,073        122,389
  General and administrative
    expenses                44,003        50,891      108,578        100,835
  Depreciation              36,807        45,038       66,501        101,947
  Amortization               6,981         6,981       13,962         13,962

                           137,700       152,712      326,114        339,133

     Operating income       83,551       116,118       98,887        174,868

 Loss on disposition of
  assets                    12,344           440       81,857            440

     Net income             71,207       115,678       17,030        174,428









 See accompanying notes to condensed financial statements.





                        MINNESOTA LOGOS, A PARTNERSHIP

                      CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                             Six Months Ended June 30,
                                                1996        1997


 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                    $17,030       174,428
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization              80,463       115,909
     Loss on disposition of assets              81,857           440
     Changes in assets and liabilities:
       Decrease (increase) in assets
         Accounts receivable                    36,390        43,712
         Other current assets                    5,775      (  3,210)
       Increase (decrease) in liabilities
         Trade accounts payable                    -        ( 16,641)
         Accrued expenses                     (  8,916)     (  4,586)
         Deferred income                      ( 87,804)     ( 75,798)

       Net cash provided by
         operating activities                  124,795       234,254

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                     (267,848)     (163,425)

       Net cash used in investing
         activities                           (267,848)     (163,425)

 CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES
     Advances from affiliates                  143,053      ( 70,829)
     Net cash provided by (used in)
       financing activities                    143,053      ( 70,829)

 Net increase in cash                             -             -

 Cash, beginning of period                       2,500         2,500

 Cash, end of period                             2,500         2,500


 See accompanying notes to condensed financial statements.






                 MINNESOTA LOGOS, A PARTNERSHIP
            NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements, of Minnesota Logos, a Partnership (the Partnership) and the notes thereto included in the Partnership's annual report on Form 10-K for the year ended October 31, 1996.

Organization
The Partnership is 95% owned by Minnesota Logos, Inc., whose ultimate parent is Lamar Advertising Company ("LAC"). Global Contracting, L.L.P. owns the remaining 5% of the Partnership.

The Partnership was awarded the Minnesota state logo sign franchise effective August 1995. Its principal service is to provide interstate logo advertising in the state of Minnesota.

Change of Fiscal Year End
On December 17, 1996, the General Partner of the Partnership determined to change the Partnership's fiscal year such that the Partnership's fiscal year shall end on December 31 of each year. The Partnership's last fiscal year ended on October 31, 1996. The two-month period from November 1, 1996 to December 31, 1996 was treated as a transition period that was not a part of fiscal year 1996 or fiscal year 1997, and was reported on Form 10-Q/T.

Affiliates
The Partnership is affiliated through common ownership, directorate control and common management with LAC, The Lamar Corporation and their subsidiaries.

Commitments and Other Contingencies
The Partnership is a guarantor, jointly and severally with other affiliated companies, of the payment of approximately $255,000,000 in senior subordinated notes issued by its parent, LAC.

The Partnerships employees are covered by LAC's self-insured group health program. Coverage is available to all employees who work in excess of 30 hours per week. The Partnership and/or parent is obligated to pay all claims on these policies which are in excess of premiums up to policy limits of $150,000 per employee, per claim, per year, at which point reinsurance pays any additional charges. The Partnership is also self-insured with respect to its income disability benefits and against casualty losses on logo sign structures.

ITEM 2.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's net cash provided by operating activities was $234,254 for the six months ended June 30, 1997, which consists of the Partnership's net income of $174,428, non-cash items of $116,349, a net decrease in assets of $40,502 and net decrease in liabilities of $97,025. Net cash used in investing activities is $163,425. Cash flows used in financing activities were $70,829 entirely from advances from affiliates. As a result of the above factors, there is no change in cash for the six months ended June 30, 1997.

RESULTS OF OPERATIONS

Six months ended June 30, 1996 as compared to six months ended June 30, 1997

Revenues for the six months ended June 30, 1997 increased $89,000 to $514,001 from $425,001 for the same period in 1996. This increase was due to the continued development of the logo sign program.

Operating expenses exclusive of depreciation and amortization for the six months ended June 30, 1997 decreased $22,427 to $223,224 from $245,651 for the same period in 1996 due to operating efficiencies generated as a result of the continued development of the program.

Depreciation and amortization expense for the six months ended June 30, 1997 increased $35,446 as compared to the same period in 1996.

Due to the above factors operating income for the six months ended June 30, 1997 increased $75,981 to $174,868 from $98,887 for the same period in 1996.

As a result of the foregoing factors net earnings for the six months ended June 30, 1997 increased $157,398 to $174,428 from a net income of $17,030 for the same period in 1996.

Three months ended June 30, 1996, as compared to three months ended June 30,
1997

Revenues for the three months ended June 30, 1997 increased $47,579 to $268,830 from $221,251 for the same period in 1996. This increase was due to the continued development of the logo sign program.

Operating expenses exclusive of depreciation and amortization for the three months ended June 30, 1997 remained relatively constant as compared to the same period in 1996.

Depreciation and amortization for the three months ended June 30, 1997 increased $8,231 as compared to the same period in 1996.


             Management's Discussion and Analysis of
          Financial Condition and Results of Operations




Due to the above factors operating income for the three months ended June 30, 1997 increased $32,567 to $116,118 from $83,551 for the same period in 1996.





ITEM 3.
             QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISKS


Not applicable.














































PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

     Exhibits 27.1   Financial Data Schedule.

(b) Reports on Form 8-K

     None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MINNESOTA LOGOS, A PARTNERSHIP,
                              (Registrant) BY MINNESOTA LOGOS, INC.,
                              ITS GENERAL PARTNER



August 13, 1997                     /s/ Keith A. Istre
_____________________________      ____________________________
Date                                Keith A. Istre
                                    Chief Financial and Accounting
                                    Officer and Director