Form 10-Q
period 1997-09-30
MINNESOTA LOGOS
filed 1997-11-14
CIK 1033344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  September 30, 1997

or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _________________ to __________________

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

                                                                 Page
                                                                 ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of October 31, 1996
         and December 31, 1996 and September 30,
         1997                                                      1

         Condensed Statement of Operations for the Three
         Months Ended September 30, 1996, and September 30,
         1997 and the Nine Months Ended September 30,1996
         and September 30, 1997                                    2

         Condensed Statement of Cash Flows for the
         Nine Months Ended Septmeber 30, 1996 and
         September 30, 1997                                        3

         Notes to Condensed Financial Statements                   4

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           5 - 6

ITEM 3.  Quantitative and Qualitative Disclosures
         About Market Risks                                        6


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         Signatures                                                7

PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                         MINNESOTA LOGOS, A PARTNERSHIP
                            CONDENSED BALANCE SHEETS
           OCTOBER 31, 1996, DECEMBER 31, 1996, and September 30, 1997

                                      October 31,      December 31,      September 30,
                                         1996               1996               1997
                                         ----           (unaudited)        (unaudited)
                                                        -----------        -----------
ASSETS
Current assets:
Cash                                 $     2,500        $     2,500        $     2,500
Accounts receivable                       50,707            123,375             93,870
Other current assets                          --                 --              1,523
                                     -----------        -----------        -----------
  Total current assets                    53,207            125,875             97,893
                                     -----------        -----------        -----------

Plant and equipment                    1,959,015          1,934,146          2,254,362
  Less accumulated
  depreciation                          (171,026)          (191,217)          (337,767)
                                     -----------        -----------        -----------

                                       1,787,989          1,742,929          1,916,595
                                     -----------        -----------        -----------
Other assets net of
  accumulated amortization
  of $41,388 in October 1996,
  $45,875 in December 1996,
  and $66,987 in
  September 1997                          98,239             93,752             72,640
                                     -----------        -----------        -----------
                                     $ 1,939,435        $ 1,962,556        $ 2,087,128
                                     ===========        ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Trade accounts payable                    2,327             35,715             10,703
 Accrued expenses                          5,121              6,860              5,387
 Deferred income                         264,498            298,182            329,455
 Advances from affiliates              1,494,844          1,380,792          1,187,661
                                     -----------        -----------        -----------

  Total current liabilities            1,766,790          1,721,549          1,533,206
                                     -----------        -----------        -----------

Partners' capital                        172,645            241,007            553,922
                                     -----------        -----------        -----------

Total liabilities and
 partners' capital                   $ 1,939,435        $ 1,962,556        $ 2,087,128
                                     ===========        ===========        ===========


See accompanying notes to condensed financial statements.

                         MINNESOTA LOGOS, A PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended                Nine Months Ended
                                  September 30,    September 30,    September 30,    September 30,
                                      1996             1997             1996             1997
                                    --------         --------         --------         --------
Logo sign revenue                   $232,450         $257,624         $657,451         $771,625

Operating expenses:
 Direct expenses                      29,577           25,327          166,650          147,716
 General and administrative
   expenses                           48,900           39,903          157,478          142,771
 Depreciation                         42,913           44,724          109,414          146,671
 Amortization                          6,731            7,150           20,693           21,112
                                    --------         --------         --------         --------
                                     128,121          117,104          454,235          458,270
                                    --------         --------         --------         --------

    Operating income                 104,329          140,520          203,216          313,355

Loss on disposition of
 assets                                   --               --           81,857              440
                                    --------         --------         --------         --------

    Net income                       104,329          140,520          121,359          312,915
                                    ========         ========         ========         ========


See accompanying notes to condensed financial statements.

                         MINNESOTA LOGOS, A PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                    1996              1997
                                                 ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 121,359           312,915
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization                  130,107           167,783
    Loss on disposition of assets                   81,857               440
    Changes in assets and liabilities:
      Decrease (increase) in assets
        Accounts receivable                            486            29,505
        Other current assets                         4,665            (1,523)
      Increase (decrease) in liabilities
        Trade accounts payable                          --           (25,012)
        Accrued expenses                            (7,131)           (1,473)
        Deferred income                             47,850            31,273
                                                 ---------          --------

      Net cash provided by
        operating activities                       379,193           513,908

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                          (400,891)         (320,777)
                                                 ---------          --------

      Net cash used in investing
        activities                                (400,891)         (320,777)

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
    Advances from affiliates                        21,698          (193,131)
                                                 ---------          --------
    Net cash provided by (used in)
      financing activities                          21,698          (193,131)
                                                 ---------          --------

Net increase in cash                                    --                --

Cash, beginning of period                            2,500             2,500
                                                 ---------          --------

Cash, end of period                                  2,500             2,500
                                                 =========          ========

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

Commitments and Other Contingencies

The Partnership is a guarantor, jointly and severally with other affiliated companies, of the payment of approximately $455,000,000 in senior subordinated notes issued by its parent, LAC.

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

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's net cash provided by operating activities was $513,908 for the nine months ended September 30, 1997, which consists of the Partnership's net income of $314,948, non-cash items of $168,223, a net decrease in assets of $27,982 and net increase in liabilities of $2,755. Net cash used in investing activities is $320,777. Cash flows used in financing activities were $193,131 entirely from advances from affiliates. As a result of the above factors, there is no change in cash for the nine months ended September 30, 1997.

RESULTS OF OPERATIONS

Nine months ended September 30, 1996 as compared to nine months ended September 30, 1997

Revenues for the nine months ended September 30, 1997 increased $114,174 to $771,625 from $657,451 for the same period in 1996. This increase was due to the continued development of the logo sign program.

Operating expenses exclusive of depreciation and amortization for the nine months ended September 30, 1997 decreased $33,641 to $290,487 from $324,128 for the same period in 1996 due to operating efficiencies generated as a result of the continued development of the program.

Depreciation and amortization expense for the nine months ended September 30, 1997 increased $37,676 as compared to the same period in 1996.

Due to the above factors operating income for the nine months ended September 30, 1997 increased $110,139 to $313,355 from $203,216 for the same period in 1996.

As a result of the foregoing factors net earnings for the nine months ended September 30, 1997 increased $191,556 to $312,915 from a net income of $121,359 for the same period in 1996.

Three months ended September 30, 1996, as compared to three months ended September 30, 1997

Revenues for the three months ended September 30, 1997 increased $25,174 to $257,624 from $232,450 for the same period in 1996. This increase was due to the continued development of the logo sign program.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses exclusive of depreciation and amortization for the three months ended September 30, 1997 decreased $13,247 to $65,230 from $78,477 for the same period in 1996 due to operating efficiencies generated as a result of the continued development of the program.

Depreciation and amortization for the three months ended September 30, 1997 increased $2,230 as compared to the same period in 1996.

Due to the above factors operating income for the three months ended September 30, 1997 increased $36,191 to $140,520 from $104,329 for the same period in 1996.

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

                                         MINNESOTA LOGOS, A PARTNERSHIP,
                                         (Registrant) BY MINNESOTA LOGOS, INC.,
                                         ITS GENERAL PARTNER



November 14, 1997                        /s/ KEITH A. ISTRE
-----------------------------            ---------------------------------
Date                                     Keith A. Istre
                                         Chief Financial and Accounting
                                         Officer and Director

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DEFINITION
------                             ----------


 27.1               Financial Data Schedule